Form 10-K
period 1998-12-31
SUPERIOR BANK FSB
filed 1999-01-19
CIK 897845

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

/X/ Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998

                                       OR

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ---------------

                          Commission File No. 333-61691
                                              ---------

                        SUPERIOR BANK FSB (SERIES 1998-4)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     UNITED STATES                                     36-1414142
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                               ONE LINCOLN CENTRE
                        OAKBROOK TERRACE, ILLINOIS 60181
                        --------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  630 916-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
               Title of each class                    on which registered

                    NONE                                NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                        --------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  /X/            No / /

DOCUMENTS INCORPORATED BY REFERENCE:

The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated November 12, 1998 together with the Prospectus dated September 1, 1998.

                        SUPERIOR BANK FSB (SERIES 1998-4)

                                    FORM 10-K

                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----

Part I

         Item     1.  Business..............................................  1

         Item     2.  Properties............................................  1

         Item     3.  Legal Proceedings.....................................  1

         Item     4.  Submission of Matters to a Vote of Security Holders...  1


Part II

         Item     5.  Market for Registrant's Common Equity
                          and Related Shareholder Matters...................  1

         Item     6.  Selected Financial Data...............................  1

         Item     7.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations...............  2

         Item     8.  Financial Statements and Supplementary Data...........  2

         Item     9.  Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure...................  2


Part III

         Item    10.  Directors and Officers of the Registrant..............  2

         Item    11.  Executive Compensation................................  2

         Item    12.  Security Ownership of Certain Beneficial
                          Owners and Management.............................  2

         Item    13.  Certain Relationships and Related Transactions........  4

         Item    14.  Exhibits, Financial Statement Schedules
                          and Reports on Form 8-K...........................  4

                                     PART I

ITEM 1   BUSINESS.

                  Not applicable.


ITEM 2   PROPERTIES.

                  Not applicable.


ITEM 3   LEGAL PROCEEDINGS.

                  There were no material legal proceedings involving either the Mortgage Pool, the Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Trustee, the custodian, the Servicer or the Registrant under the Pooling and Servicing Agreement.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.



                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                  (a) There is no established trading market for the Certificates.

                  (b) As of December 31, 1998, with respect to Series 1998-4 there was one (1) holder of record of the Registrant's Class 1A-1 Certificates, there were three (3) holders of record of the Registrant's Class 1A-2 Certificates, there was one (1) holder of record of the Registrant's Class 2A-1 Certificates, there were three (3) holders of record of the Registrant's Class 2A-2 Certificates and there was one (1) holder of record of the Registrant's Class R Certificates.

                           This does not reflect the number of persons who hold
their certificates in nominee or "street" name through various brokerage firms.


ITEM 6   SELECTED FINANCIAL DATA.

                  Not applicable.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.


                  Not applicable.


ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                  Not applicable.


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Not applicable.


ITEM 11  EXECUTIVE COMPENSATION.

                  Not applicable.


ITEM 12  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

                  The following table provides information, as of December 31, 1998 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1998-4 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

                  Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the close of business on December 31, 1998.

                                                                                                 Percent of Class of
                                                              Principal Amount of           Certificates Outstanding (by
Series and Class                                              Certificates Owned             aggregate principal balance
 of Certificates      Name and Address                            of Record                  or Percentage Interest)
 ---------------      ----------------                            ---------                  -----------------------

1998-4

Class 1A-1        State Street Bank and                         $65,000,000                            100%
                  Trust Company
                  Global Corp. Action Dept.
                  P.O. Box 1631
                  Boston, Massachusetts 02105-1631

Class 1A-2        Bankers Trust Company                         $17,000,000                             20%
                  c/o BT Services Tennessee Inc.
                  648 Grassmere Park Drive
                  Nashville, Tennessee  37211

                  Chase Bank of Texas, N.A.                     $58,000,000                          68.23%
                  P.O. Box 2258
                  Houston, Texas  77252-2558

                  Citibank, N.A.                                $10,000,000                          11.76%
                  P.O. Box 30576
                  Tampa, Florida  33630-3576

Class 2A-1        State Street Bank and                         $45,000,000                            100%
                  Trust Company
                  (See Above)

Class 2A-2        The Bank of New York                          $20,000,000                          19.04%
                  925 Patterson Plank Road
                  Secaucus, New Jersey  07094

                  Chase Manhattan Bank                          $51,000,000                          48.57%
                  4 New York Plaza, 13th Floor
                  New York, New York 10004

                  NBD Bank Municipal Bond                       $34,000,000                          32.38%
                  Department
                  611 Woodward Avenue
                  Detroit, Michigan  48226



Class R           Superior Bank FSB                                   N/A                              100%
                  135 Chestnut Ridge Road
                  Montvale, New Jersey  07645


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Not applicable.


ITEM 14  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

                  Not applicable.

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
                  ------------------------------------------------------------


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

                                        SUPERIOR BANK FSB
                                        (Registrant and as Depositor)


                                        By:   /s/ William C. Bracken
                                           -----------------------------
                                              William C. Bracken
                                              Senior Vice President and
                                               Chief Financial Officer

                                        Date: January 14, 1999

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


                 NAME                                            TITLE                              DATE

                *                                Chairman, President and                January 14, 1999
--------------------------------                 Chief Executive Officer)
          (Neal T. Halleran)

/s/ William C. Bracken                           Senior Vice President, Chief           January 14, 1999
----------------------------                     Financial Officer, Secretary
         (William C. Bracken)                    and Treasurer

                *                                Director and Executive Vice            January 14, 1999
--------------------------------                 President
             (Monte Kurs)

                *                                Director                               January 14, 1999
--------------------------------
        (Nelson L. Stephenson)

                *                                Director                               January 14, 1999
--------------------------------
             (Glen Miller)

                *
           (Marc A. Weisman)                     Director                               January 14, 1999

*By: /s/ William C. Bracken
     ----------------------
         William C. Bracken
         Attorney-in-fact